Form 10-K
period 2006-12-31
Caterpillar Financial Asset Trust 2006-A
filed 2007-03-29
CIK 1366486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File No. 333-132309-01(Issuing Entity) Commission File Number 333-132309 (Depositor)

CATERPILLAR FINANCIAL ASSET TRUST 2006-A (Exact name of issuing entity as specified in its charter)

CATERPILLAR FINANCIAL FUNDING CORPORATION (Exact name of depositor as specified in its charter)

CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of sponsor as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	88-0342613 (IRS Employer I.D. No.)
Greenview Plaza 4040 South Eastern Ave. Suite 344 Las Vegas, Nevada (Address of principal executive offices)	89119 (Zip Code)

Registrant's telephone number, including area code: (702) 735-2514

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on whicheach class is to be registered
None	Not Applicable
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [  ✓  ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ] No [ ✓ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ✓ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer [   ] Accelerated filer [     ] Non-accelerated filer [ ✓ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ ✓ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as the last business day of the registrant’s most recently completed second fiscal quarter.  Not applicable.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).  None.

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:
Item 1.	Business.
Item 1A.	Risk Factors.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

None.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

None.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by Caterpillar Financial Asset Trust 2006-A (the “Trust” or “issuing entity”) or payments on the notes (the “Notes”) or certificates (the “Certificates”) issued by the Trust.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

There are no material legal proceedings pending or contemplated against Caterpillar Financial Services Corporation (“Cat Financial”), as sponsor or servicer, Caterpillar Financial Funding Corporation, as depositor, Caterpillar Financial Asset Trust 2006-A, as the issuing entity, or any other parties described in Item 1117 of Regulation AB, or any of the property of any of the foregoing, which, individually or in the aggregate, would have a material adverse impact on investors in the offered notes.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.

Item 9B. Other Information.

             None.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:
Item 10.	Directors and Executive Officers of the Registrant.
Item 11	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
Item 13.	Certain Relationships and Related Transactions.
Item 14.	Principal Accounting Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships with Related Transactions.

With respect to disclosure of affiliations and certain relationships and related transactions, this information has been omitted from this Form 10-K in accordance with General Instruction to Item 1119 of Regulation AB and can be obtained in a prospectus supplement dated June 20, 2006, to a prospectus dated June 19, 2006, and filed with the Securities and Exchange Commission under the same Central Index Key code as used to file this current annual report on Form 10-K.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Cat Financial and U.S. Bank National Association (each, a “Servicing Participant”) has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the issuing entity’s fiscal year ended December 31, 2006, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on assessment as being applicable to such Servicing Participant.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of Cat Financial and U.S. Bank National Association has been identified as a servicer during the reporting period with respect to the asset pool held by the issuing entity. Each of Cat Financial and U.S. Bank National Association has provided a Report on Compliance, signed by an authorized officer of each respective Servicing Participant, and each such Report on Compliance is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) The following documents are filed as part of this report:
Exhibit No.

3.1	Articles of Incorporation of Caterpillar Financial Funding Corporation.*
3.2	Bylaws of Caterpillar Financial Funding Corporation.*
4.1
 Indenture, dated June 1, 2006, between Caterpillar Financial Asset Trust 2006-A and U.S. Bank National Association, as trustee and not in its individual capacity (the
 "Indenture Trustee"), incorporated by reference to exhibit 4.1 to Form 8-K dated June 28, 2006, and filed by the Registrant on July 3, 2006.

4.2
 Amended and Restated Trust Agreement, dated June 28, 2006, between Caterpillar Financial Funding Corporation, a Nevada Corporation, as depositor, and Chase
 Bank USA, National Association, as trustee, incorporated by reference to exhibit 4.2 to Form 8-K dated June 28, 2006, and filed by the Registrant on July 3, 2006.

31	Certification of Steven R. Elsesser, Controller of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Asset-Backed Securities of Caterpillar Financial Services Corporation.
33.2	Report on Assessment of Compliance with Applicable Servicing Criteria for Asset-Backed Securities of U.S. Bank National Association.
34.1	Attestation Report of Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of PricewaterhouseCoopers LLP, on behalf of Caterpillar Financial Services Corporation.
34.2	Attestation Report of Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP, on behalf of U.S. Bank National Association.
35	Servicer Compliance Statement.
99	Annual Servicer Report to Holders of Notes and Certificates.

* Incorporated by reference to the identically marked exhibit to the Registrant’s Registration Statement filed on Form S-3 with the Securities and Exchange Commission on March 15, 2005, file No. 333-123328.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Asset Trust 2006-A
(Registrant)
By: Caterpillar Financial Funding Corporation
(Depositor)

Dated: March 29, 2007	By:	/s/ Steven R. Elsesser
Steven R. Elsesser, Chief Financial Officer

Dated: March 29, 2007	By:	/s/ James A. Duensing
James A. Duensing, Treasurer